Form 10-K
period 2006-12-31
Carrington Mortgage Loan Trust, Series 2006-NC2
filed 2007-04-02
CIK 1364717

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130210-03

       Carrington Mortgage Loan Trust, Series 2006-NC2
       (exact name of issuing entity as specified in its charter)

       Stanwich Asset Acceptance Company, L.L.C.
       (exact name of the depositor as specified in its charter)

       Carrington Securities, LP
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2197166
  (State or other jurisdiction of                   54-2197167
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Registrant does not have any voting stock.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 1A.  Risk Factors.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 3.  Legal Proceedings.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted in accordance with General Instruction J to Form 10-K.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 6.  Selected Financial Data.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 9A. Controls and Procedures.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 9A(T). Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 11. Executive Compensation.

            Omitted in accordance with General Instruction J to Form 10-K.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted in accordance with General Instruction J to Form 10-K.


  Item 14. Principal Accounting Fees and Services.

            Omitted in accordance with General Instruction J to Form 10-K.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support,
             Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).


  Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this item.


  Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial
             Information).


  Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.


  Item 1117 of Regulation AB, Legal Proceedings.


  The Registrant knows of no material pending proceedings against the Sponsor, the Depositor, the Issuing Entity, Wells Fargo Bank, N.A., as Trustee, Deutsche Bank National Trust Company, as Custodian, and Home123 Corporation as Originator, or of which any property of the foregoing is the subject.


  Legal Proceedings Relating to New Century

  DOL Investigation. On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage Corporation ("New Century Mortgage"), an indirect wholly owned subsidiary of New Century Financial Corporation (the "Company"), that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the Fair Labor Standards Act, or FLSA. The DOL narrowed the scope of its investigation to overtime compensation paid to retail loan officers in an Irvine, California operation. New Century Mortgage believes it is in compliance with the FLSA and that it properly pays overtime wages. In April 2005, New Century Mortgage provided requested documents and awaits a response from the DOL.

  Rubio. In March 2005, Daniel J. Rubio, a former retail loan officer of New Century Mortgage, filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys' fees and costs. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. A First Amended Complaint was filed in July 2005 and New Century Mortgage filed its answer in August 2005. In December 2005, New Century Mortgage filed a motion to strike portions of the complaint, which was granted in New Century Mortgage's favor, limiting the statute of limitations for plaintiff's meal and rest period claims to one year. The court reconsidered and reversed its ruling in May 2006. A Second Amended Complaint was filed by plaintiff, adding a cause of action for failure to pay overtime in violation of the FLSA. In July 2006, mediation occurred, followed by New Century Mortgage's removal of the case to the United States District Court, Central District of California in August 2006. In September 2006, the court granted New Century Mortgage's motion to strike, limiting the statute of limitations for plaintiff's meal and rest period claims to one year. Plaintiff's Third Amended Complaint was filed in October 2006. In December 2006, the Court granted New Century Mortgage's motion to strike the punitive damages allegations from the plaintiff's Third Amended Complaint and denied New Century Mortgage's motion to dismiss the sixth cause of action for alleged wage statement violations. In December 2006, the parties stipulated to plaintiff filing a Fourth Amended Complaint adding plaintiffs John Hicks and David Vizcarra.

  Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation, an indirect wholly owned subsidiary of the Company ("Home123") in the U.S. District Court, Northern District of Indiana, Hammond Division, alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings. The court never ruled on the motion for judgment on the pleadings. In August 2006, the court granted plaintiffs' motion for class certification. The class size is limited to the Northern District of Indiana. On December 13, 2006, the court heard oral argument in Indiana on the parties' summary judgment motions. On March 9, 2007, the court ruled on the motion for summary judgment that defendants' solicitation did not constitute a "firm offer of credit", and ruled that plaintiff Bonner's claim that the disclosure was not "clear and conspicuous" was moot. On March 12, 2007, this action settled on a class-wide basis (Northern District of Indiana). On March 16, 2007, the parties moved for preliminary approval of the settlement. The court has not yet ruled on the motion.

  Phillips. In July 2005, Pamela Phillips filed a class action lawsuit against the Company, New Century Mortgage and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that the Company, New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, attorneys' fees and costs. The Company, New Century Mortgage and Home123 filed a motion to dismiss certain claims in October 2005. In November 2005, the court granted the motion to dismiss, in part. In early March 2006, the court, on its own motion, reversed its prior ruling on the motion to dismiss citing the 7th Circuit Court of Appeals recent decision in the Murray
  v. GMAC Mortgage Corporation case. On November 14, 2006, plaintiff filed a Motion for Class Certification proposing that the class be limited to all individuals throughout Harris County, Texas whose consumer reports were obtained or used by New Century Mortgage or Home123 in connection with a credit transaction not initiated by them and who received the same written solicitation to entered into a credit transaction received by plaintiff. In late December 2006, plaintiff filed a Third Amended Complaint to limit the class size to Harris County, Texas. On January 22, 2007, the Company, New Century Mortgage and Home123 filed their Opposition to Plaintiff's Motion for Class Certification. On January 31, 2007, the Company, New Century Mortgage and Home123 filed a Motion to Stay. On February 22, 2007, the court denied the Motion to Stay. On March 11, 2007, this action settled. The parties agreed to dismissal with prejudice of individual claims and dismissal without prejudice of claims of putative class members.

  Jeppesen. In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District of Indiana. Plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. On January 12, 2007, the Office of the Attorney General, State of Indiana, issued a no-action letter and, in response to a letter dated September 19, 2005 from plaintiff's counsel about alleged violations of the Indiana Home Loan Practices Statute, concluded its inquiry and declined to take any action against New Century Mortgage. In February 2007, the parties reached a settlement on an individual basis. On February 14, 2007, the court entered an order dismissing this case and approving the Stipulation of Dismissal.

  Forrest. In January 2006, Mary Forrest filed a class action lawsuit against New Century Mortgage in the U.S. District Court for the Eastern District of Wisconsin, Milwaukee Division. Plaintiff alleges violations of FCRA, claiming that New Century Mortgage accessed prescreened credit reports without authorization because the offers of credit allegedly did not qualify as firm offers of credit. The proposed class consists of persons with Wisconsin addresses to whom New Century Mortgage sent a particular prescreened offer of credit after November 20, 2004. In February 2006, New Century Mortgage filed both its answer and a motion to transfer the case to the U.S. District Court for the Central District of California. In June 2006, the court granted New Century Mortgage's motion to transfer and ordered the case transferred from the U.S. District Court in Wisconsin to the U.S. District Court, Central District of California. In July 2006, New Century Mortgage filed a Notice of Related Case to consolidate this matter with the Phillips class action. On March 11, 2007, this action settled. On March 20, 2007, a stipulation for dismissal of individual claims dismissed with prejudice and claims of putative class members dismissed without prejudice was filed with the court.

Securities Class Action Litigation

  On February 8, 2007, Avi Gold filed a securities class action complaint in the United States District Court for the Central District of California against the Company and certain of its directors and officers (the "Original Complaint"). The Original Complaint alleges that defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about the Company, which resulted in artificially inflated market prices of the Company's common stock. The purported class period is between April 7, 2006 and February 7, 2007. The Original Complaint seeks money damages in favor of its purported class of purchasers of the Company's securities, the costs and expenses of the action and other relief that may be granted by the court.

  The Company has also learned that seventeen additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and March 16, 2007. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to March 2, 2007. One of these class actions has been brought on behalf of the holders of the Company's 9.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and the holders of the Company's 9.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). Another of these class actions has been brought on behalf of the holders of the Company's Series B Preferred Stock. The Company anticipates that similar actions on behalf of holders of the Company's common stock, Series A Preferred Stock and Series B Preferred Stock may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately. The Company's management intends to vigorously defend these claims; however, an unfavorable outcome in these cases or future securities class action cases could have a material adverse effect on the Company's financial condition.

Shareholder Derivative Complaint

  The Company was served with a shareholder derivative complaint on March 1, 2007, filed in the Superior Court of California, County of Orange. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of California Corporations Code 25402 and seeks damages for breach, disgorgement, equitable relief, costs and fees. The case is in the very preliminary stages.

  The Company has also learned that five additional shareholder derivative actions were filed in the Superior Court of California, County of Orange between February 8, 2007 and March 16, 2007 and two additional shareholder derivative actions were filed in the United States District Court for the Central District of California during this same time period. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the original shareholder derivative complaint. The Company anticipates that similar actions may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately.

U.S. Attorney's Office Investigation

  On February 27, 2007, the Company received a letter from the United States Attorney's Office for the Central District of California (the "U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in the Company's securities, as well as accounting errors regarding the Company's allowance for repurchase losses. The Company has subsequently received a grand jury subpoena requesting production of certain documents. The Company intends to cooperate with the requests of the U.S. Attorney's Office.

SEC Investigation

  On March 7, 2007, the Company received a letter from the Pacific Regional Office of the Securities and Exchange Commission (the "SEC") requesting that NCFC preserve certain documents. On March 12, 2007, the Company received a letter from the staff of the Pacific Regional Office of the SEC stating that the staff was conducting a preliminary investigation involving the Company and requesting production of certain documents. The staff of the SEC had also previously requested a meeting with the Company to discuss the events leading up to the Company's previous announcement of the need to restate certain of its historical financial statements. The Company intends to cooperate with the requests of the SEC.

State Regulatory Actions

           The Company has been engaged in recent ongoing discussions with its state regulators regarding the Company's funding constraints and the impact on consumers who are in various stages of the loan origination process with the Company. The Company has advised these regulators that it has ceased accepting loan applications. In addition, the Company has advised these regulators that at this time, the Company and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with the Company. The Company has been and is continuing to work cooperatively with these regulators to mitigate the impact on the affected consumers, including transferring pending loans and loan applications to other mortgage lenders. The Company has also been providing daily reports to its various regulators regarding the status of loans in process in their states, as well as responding to ad hoc information requests.

         The Company received cease and desist orders from the States of Massachusetts, New Hampshire, New Jersey and New York on March 13, 2007 (collectively, the "March 13 Orders"). New Century Mortgage additionally received a Suspension Order from the state of New York on March 13, 2007 (the "NCMC Suspension Order"). The NCMC Suspension Order suspends New Century Mortgage's mortgage banking license in the State of New York for a period not to exceed 30 days, pending investigation. On March 14 and 15, 2007, the Company received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). The March 13 Orders and the March 14-15 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, on March 14, 2007, New Century Mortgage and Home123 entered into a Consent Agreement and Order with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the "Pennsylvania Consent Agreement").

           The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The cease and desist order received from the Rhode Island Department of Business Regulation on March 14 suspends the licenses of one or more of the Company's subsidiaries and seeks to assess administrative penalties.

           The Company and its subsidiaries requested hearings on the cease and desist orders issued by regulators in Maryland, Massachusetts, Connecticut and Rhode Island on March 23, 2007, in Tennessee on March 27, 2007 and in New Jersey on March 30, 2007.

           In lieu of a hearing, the State of New York Banking Department (the "New York Department") advised New Century Mortgage to submit a letter regarding the NCMC Suspension Order and the New York cease and desist order. On March 29, 2007, New Century Mortgage sent a letter to the New York Department advising the New York Department that New Century Mortgage was making every effort to comply with the New York cease and desist order, but that it was unable to comply with certain provisions of the New York cease and desist order at this time. Therefore, the letter requested that the New York Department modify the cease and desist order to remove those provisions that are impracticable for New Century Mortgage to comply with at this time. The letter further indicates that New Century Mortgage was agreeable to a 30-day extension of the New Century Mortgage Suspension Order as it works to resolve its present liquidity issues.

         On March 14, 2007, the Attorney General of Ohio and the Ohio Department of Commerce, Division of Financial Institution (together, the "State") filed a lawsuit against the Company, New Century Mortgage and Home123 (collectively, the "Defendants") on March 14, 2007 in Ohio state court (the "Ohio Complaint"). The Ohio Complaint alleges that the Company has engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Also on March 14, 2007, the court granted the State's motion to enter a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). The TRO restrained the Defendants from taking certain actions, including, among others,
(i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. The TRO required the parties to confer with respect to restrictions regarding foreclosure action and the sale, transfer or assignment of loans more than 60 days delinquent. On March 26, 2007, the Defendants filed a Motion for Dissolution of Modified Temporary Restraining Order and Motion for an Emergency Hearing, and Opposition to a Preliminary Injunction. On March 28, 2007, the Defendants and the State reached agreement on a Stipulated Preliminary Injunction effective for 90 days, which was entered by the court. The Stipulated Preliminary Injunction replaces the TRO and provides for a stay of the litigation for 90 days. The Stipulated Preliminary Injunction restrains the Defendants from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans. The Stipulated Preliminary Injunction also compels the Defendants to take certain actions, including the transfer to other lenders of any outstanding mortgage applications and unfunded mortgage loans, the placement in escrow of any upfront fees collected in connection with pending mortgage applications, and the provision of regular information to the State regarding the Company's activities in Ohio, including the status of all outstanding mortgage applications and unfunded mortgage loans. The Stipulated Preliminary Injunction also requires the Defendants to submit certain categories of loans (and related information) as to which it intends to foreclose to the State for the State to review. The State may object for cause to the Company proceeding with a particular foreclosure and if the Company is unable to convince the State to permit it to proceed, the foreclosure will not proceed for the duration of the Stipulated Preliminary Injunction. The Stipulated Preliminary Injunction also provides for the State to review and object for cause to the Defendants selling, transferring or assigning certain loans that are more than 60 days delinquent.

         In the event that the State or the Defendants believe the other is not acting in good faith, the Stipulated Preliminary Injunction provides that the complaining party should notify the other of such concern and if the concern is not resolved, then either party may notify the other of their intent to file a motion with the court to terminate the Stipulated Preliminary Injunction and request to reschedule the previously canceled preliminary injunction hearing. The Stipulated Preliminary Injunction provides that in such event neither party will object to the scheduling of a prompt preliminary injunction hearing or the termination of the Stipulated Preliminary Injunction at such a preliminary injunction hearing.


         On March 16, 2007, the Company received additional cease and desist orders from the State of California (the "California Orders") and certain of the Company's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").


         The March 16 Orders and Consent Agreements contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. The March 16 Orders and Consent Agreements restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 16 Orders and Consent Agreements also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

         In lieu of a hearing, the State of California Department of Corporations (the "California Department") advised New Century Mortgage to submit a letter regarding the California Orders. On March 30, 2007, New Century Mortgage sent a letter to the California Department advising the California Department that New Century Mortgage was making every effort to comply with the California Orders, but that it was unable to comply with certain provisions of the California Orders at this time. Therefore, the letter requested that the California Department modify the California Orders to remove those provisions that are impracticable for New Century Mortgage to comply with at this time.

         On March 20, 2007, the Company entered into a Combined Statement of Charges and Consent Order with the State of Iowa and a Consent Agreement and Order with the State of Maine Office of Consumer Credit Regulation, Department of Professional and Financial Regulation (together, the "March 20 Orders"). On March 21, 2007, the Company entered into a Consent Order with the State of Michigan, Department of Labor & Economic Growth, Office of Financial and Insurance Services and a Consent Order with the State of Wyoming Banking Commission (the "March 21 Orders"). On March 23, 2007, the Company entered into a Consent Agreement and Order with the State of Idaho Department of Finance (the "March 23 Order"). Similar to the consent agreements described above, the March 20, 21 and 23 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. They restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. They also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

         The Company anticipates that cease and desist orders will continue to be received by the Company and its subsidiaries from additional states in the future and that the Company and its subsidiaries may enter into additional consent agreements similar to those described above. The Company does not undertake, and expressly disclaims, any obligations to update this disclosure for any such additional cease and desist orders or consent agreements or for any developments with respect to any of the state regulatory actions described herein.

         The Company intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from the Company's funding constraints.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            Omitted in accordance with Instruction to Item 1119 of Regulation AB.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


  Wells Fargo Bank, N.A., as Trustee, Deutsche Bank National Trust Company, as Custodian, and New Century Mortgage Corporation, as Servicer (collectively, the "Servicing Parties") have each been identified by the Registrant as parties participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Report on Assessment"), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of Wells Fargo Bank, N.A., as Trustee, and Deutsche Bank National Trust Company, as Custodian, has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

  This report on Form 10-K omits an attestation report by one or more registered public accounting firms (an "Attestation Report") related to the Report on Assessment of New Century Mortgage Corporation ("New Century").

  New Century is contractually obligated to provide the Registrant with an Attestation Report. New Century is in breach of those obligations. The Registrant has taken the following measures in an attempt to obtain New Century's Attestation Report meeting the Item 1122 requirements: held numerous conferences with New Century's senior management to discuss the implications of not delivering the Attestation Report and all possible alternatives. Despite these measures, the Registrant has been informed by senior management of New Century that the Attestation Report will not be delivered by New Century on or prior to the 10-K filing deadline.

  New Century Financial Corporation, an affiliate of New Century Mortgage Corporation, owns a significant percentage of the limited liability company interest in Carrington Capital Management, LLC, an affiliate of the sponsor. However, neither the Registrant nor New Century Mortgage Corporation controls the other and they are not under common control.

  The Registrant cannot obtain a compliant Attestation Report from New Century through any other steps available to it without unreasonable effort or expense. The Registrant is continuing to work with New Century and its senior management to obtain the Attestation Report.

  In addition, New Century has provided the following disclosure for inclusion in this Form 10-K:

  "New Century has informed the Registrant it engaged an accounting firm to provide the Attestation Report. The accounting firm has informed New Century that it is in the process of preparing the Attestation Report, but it has not yet completed it. Moreover, the accounting firm has indicated that it does not expect to be able to complete the scope of its work sufficient to enable it to express an opinion on whether New Century is in compliance with the servicing criteria as required by regulation AB. The audit committee of New Century's parent corporation, New Century Financial Corporation, has initiated an independent investigation into the issues giving rise to New Century Financial Corporation's need to restate its 2006 interim financial statements, as well as the issues pertaining to New Century Financial Corporation's valuation of residual interests in securitizations in 2006 and prior periods. This investigation has not yet been completed and, accordingly, the accounting firm has indicated it was not able to perform procedures necessary to complete its examination of New Century's compliance with the Regulation AB servicing criteria. The accounting firm has also informed New Century that, to the extent it completes an Attestation Report, such report will disclaim an opinion as to New Century's compliance with the Regulation AB servicing criteria.

  New Century is contractually obligated to provide the Registrant with an Attestation Report by one or more registered public accounting firms related to its assessment of compliance. New Century is in breach of those obligations. New Century has taken measures to receive such Attestation Report from the accounting firm. Although the accounting firm has informed New Century that it continues to finalize the Attestation Report with the noted disclaimer, New Century does not expect to have such report prior to the 10-K filing deadline."


  The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services; the "Company") has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

 New Century (the "Servicer") has identified the following noncompliance with servicing criteria 1122(d)(1)(ii), 1122(d)(1)(iv), 1122(d)(2)(vii)(B),
1122(d)(4)(vi) and 1122(d)(4)(vii) applicable to the Platform during the year ended December 31, 2006 as follows:

Servicing criteria 1122(d)(1)(ii)
The Servicer did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to third parties.

Servicing criteria 1122(d)(1)(iv)
The Servicer did not maintain adequate fidelity bond coverage.

Servicing criteria 1122(d)(2)(vii)(B)
The Servicer did not complete bank account reconciliations within the time required.

Servicing criteria 1122(d)(4)(vi)
The Servicer did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.

Servicing criteria 1122(d)(4)(vii)

The Servicer did not:
        * Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;
        * Execute forbearance plans as required by the respective transaction agreements;
        * Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and
        * Execute foreclosures as required by the respective transaction agreements.



  Item 1123 of Regulation AB, Servicer Compliance Statement.

  New Century Mortgage Corporation, as Servicer, has been identified by the registrant as the servicer with respect to the asset pool held by the Issuing Entity. The above entity has completed a statement of compliance with applicable servicing criteria (a "Compliance Statement") attached as an exhibit to this Form 10-K.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Not applicable.

   (b) Exhibits


     The exhibits listed below are either included or incorporated by reference as indicated:

     (3.1) Certificate of Formation of the Registrant, dated as of January 26, 2005 (Incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-124562 filed on May 2, 2005)

     (3.2) Limited Liability Company Agreement of the Registrant, dated as of January 26, 2005 (Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-124562 filed on May 2, 2005)

     (4.1) Pooling and Servicing Agreement and the exhibits thereto, dated as of June 1, 2006, among the Registrant, New Century Mortgage Corporation, as Servicer, and Wells Fargo Bank, N.A., as
            Trustee. <F3>

     (10.1) Mortgage Loan Purchase Agreement, dated as of June 21, 2006, among the Registrant, NC Capital Corporation and Carrington
            Securities, LP. <F3>

     (10.2) Cap Contract Confirmation relating to the Class A Certificates, dated June 21, 2006, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. <F3>

     (10.3) Cap Contract Confirmation relating to the Class M Certificates, dated June 21, 2006, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. <F3>

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) New Century Mortgage Corporation, as Servicer <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>


     (35) Servicer compliance statement.


      a) New Century Mortgage Corporation, as Servicer <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F2>
      c) Wells Fargo Bank, N.A., as Trustee <F2>



   (c) Not applicable.


  <F1> Filed herewith.

  <F2> Pursuant to Instruction to Item 1123 of Regulation AB, this servicing function participant is not required to provide the servicer compliance statement.

  <F3> Incorporated by reference to the Form 8-K of the Registrant and the
       Issuing Entity filed on July 6, 2006.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Stanwich Asset Acceptance Company, L.L.C.
    (Depositor)

    /s/ Bruce M. Rose
    Bruce M. Rose, President

    Date:  March 27, 2007




  Exhibit Index

  Exhibit No.

     The exhibits listed below are either included or incorporated by reference as indicated:

     (3.1) Certificate of Formation of the Registrant, dated as of January 26, 2005 (Incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-124562 filed on May 2, 2005)

     (3.2) Limited Liability Company Agreement of the Registrant, dated as of January 26, 2005 (Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-124562 filed on May 2, 2005)

     (4.1) Pooling and Servicing Agreement and the exhibits thereto, dated as of June 1, 2006, among the Registrant, New Century Mortgage Corporation, as Servicer, and Wells Fargo Bank, N.A., as
            Trustee. <F3>

     (10.1) Mortgage Loan Purchase Agreement, dated as of June 21, 2006, among the Registrant, NC Capital Corporation and Carrington
            Securities, LP. <F3>

     (10.2) Cap Contract Confirmation relating to the Class A Certificates, dated June 21, 2006, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. <F3>

     (10.3) Cap Contract Confirmation relating to the Class M Certificates, dated June 21, 2006, between Swiss Re Financial Products Corporation and Wells Fargo Bank, N.A. <F3>

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) New Century Mortgage Corporation, as Servicer
      b) Deutsche Bank National Trust Company, as Custodian
      c) Wells Fargo Bank, N.A., as Trustee


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian
      b) Wells Fargo Bank, N.A., as Trustee


     (35) Servicer compliance statement.


      a) New Century Mortgage Corporation, as Servicer



  <F3> Incorporated by reference to the Form 8-K of the Registrant and the
       Issuing Entity filed on July 6, 2006.








  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Bruce M. Rose, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Carrington Mortgage Loan Trust, Series 2006-NC2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     New Century Mortgage Corporation as Servicer, Wells Fargo
     Bank, N.A., as Trustee, and Deutsche Bank National Trust
     Company, as Custodian.

     Dated: March 27, 2007

     /s/ Bruce M. Rose
     Signature

     President
     Title





EX-33 (a)
New Century Mortgage Corporation
Certification Regarding Compliance with Applicable Servicing Criteria


1. New Century Mortgage Corporation, (the "Servicer") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which the Servicer acted as servicer involving residential mortgage loans as set forth in Appendix B (the "Platform");

2. Except as set forth in paragraph 3 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

3. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to the Servicer based on the activities it performs, directly or through its Vendors, with respect to the Platform;

4. Due to the instances of material noncompliance, as described on Appendix C hereto, the Servicer did not comply with the servicing set forth in Item 1122(d) of Regulation AB as of and for the 12-month period ending December 31, 2006, for loans serviced by the Servicer that were included in publicly issued mortgage-backed security transactions issued on or after January 1,2006.

5. KPMG, Servicer's independent registered public accounting firm, has been engaged to issue an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria for the Reporting Period but, as of the date hereof, it has not been received.

March 31, 2007


By: /s/ Kevin Cloyd
Name: Kevin Cloyd
Title: Executive Vice President


(page)



                                                               APPENDIX A
---------------------------------------------------------------- ----------------------------------- -------------------------------
                                                                                                                  INAPPLICABLE
                                                                           APPLICABLE                             SERVICING
                             SERVICING CRITERIA                        SERVICING CRITERIA                         CRITERIA
-------------------------------------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------------------- ---------------- ---------------- -----------------
   Reference                      Criteria                                     Performed by       Performed by    NOT performed by
                                                                  Performed     Vendor(s) for   Subservicer(s) or
                                                                   Directly       which New       Vendor(s) for   New Century or by
                                                                      by       Century is the   which New Century subservicer(s) or
                                                                 New Century     Responsible        is Not the    vendor(s) retained
                                                                                    Party       Responsible Party   by New Century
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                       General Servicing Considerations
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(1)(i)  Policies and procedures are instituted to              X
               monitor any performance or other triggers and
               events of default in accordance with the
               transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(1)(ii) If any material servicing activities are
               outsourced to third parties, policies and              X
               procedures are instituted to monitor the third
               party's performance and compliance with such
               servicing activities.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(1)(iii)Any requirements in the transaction agreements                                                             X
               to maintain a back-up servicer for the mortgage
               loans are maintained.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(1)(iv) A fidelity bond and errors and omissions policy
               is in effect on the party participating in the         X
               servicing function throughout the reporting
               period in the amount of coverage required by and
               otherwise in accordance with the terms of the
               transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                      Cash Collection and Administration
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(i)  Payments on mortgage loans are deposited into
               the appropriate custodial bank accounts and         X((1))
               related bank clearing accounts no more than two
               business days following receipt, or such other
               number of days specified in the transaction
               agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(ii) Disbursements made via wire transfer on behalf         X
               of an obligor or to an investor are made only by
               authorized personnel.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(iii)Advances of funds or guarantees regarding
               collections, cash flows or distributions, and          X
               any interest or other fees charged for such
               advances, are made, reviewed and approved as
               specified in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(iv) The related accounts for the transaction, such
               as cash reserve accounts or accounts established       X
               as a form of overcollateralization, are
               separately maintained (e.g., with respect to
               commingling of cash) as set forth in the
               transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(v)  Each custodial account is maintained at a
               federally insured depository institution as set
               forth in the transaction agreements. For               X
               purposes of this criterion, "federally insured
               depository institution" with respect to a
               foreign financial institution means a foreign
               financial institution that meets the
               requirements of Rule 13k-1(b)(1) of the
               Securities Exchange Act.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(vi) Unissued checks are safeguarded so as to prevent
               unauthorized access.                                   X
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(2)(vii)Reconciliations are prepared on a monthly basis for all asset-backed securities related bank
               accounts, including custodial accounts and
               related bank clearing accounts. These
               reconciliations are (A) mathematically accurate;       X
               (B) prepared within 30 calendar days after the
               bank statement cutoff date, or such other number
               of days specified in the transaction agreements;
               (C) reviewed and approved by someone other than
               the person who prepared the reconciliation; and
               (D) contain explanations for reconciling items.
               These reconciling items are resolved within 90
               calendar days of their original identification,
               or such other number of days specified in the
               transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                     Investor Remittances and Reporting
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(3)(i)  Reports to investors, including those to be
               filed with the Commission, are maintained in
               accordance with the transaction agreements and
               applicable Commission requirements.
               Specifically, such reports (A) are prepared in
               accordance with timeframes and other terms set         X
               forth in the transaction agreements; (B) provide
               information calculated in accordance with the
               terms specified in the transaction agreements;
               (C) are filed with the Commission as required by
               its rules and regulations; and (D) agree with
               investors' or the trustee's records as to the                                      X((2))
               total unpaid principal balance and number of
               mortgage loans serviced by the Servicer.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(3)(ii) Amounts due to investors are allocated and                                                                 X
               remitted in accordance with timeframes,
               distribution priority and other terms set forth
               in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
               Disbursements made to an investor are posted
               within two business days to the Servicer's
               investor records, or such other number of days                                                             X
1122(d)(3)(iii)specified in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
               Amounts remitted to investors per the investor
               reports agree with cancelled checks, or other                                                              X
1122(d)(3)(iv) form of payment, or custodial bank statements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
                          Pool Asset Administration
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(i)  Collateral or security on mortgage loans is                                                                X
               maintained as required by the transaction
               agreements or related mortgage loan documents.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(ii) Mortgage loan and related documents are                                                                    X
               safeguarded as required by the transaction
               agreements
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(iii)Any additions, removals or substitutions to the
               asset pool are made, reviewed and approved in          X
               accordance with any conditions or requirements
               in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(iv) Payments on mortgage loans, including any
               payoffs, made in accordance with the related
               mortgage loan documents are posted to the
               Servicer's obligor records maintained no more        X((3))
               than two business days after receipt, or such
               other number of days specified in the
               transaction agreements, and allocated to
               principal, interest or other items (e.g.,
               escrow) in accordance with the related mortgage
               loan documents.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(v)  The Servicer's records regarding the mortgage
               loans agree with the Servicer's records with           X
               respect to an obligor's unpaid principal balance
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(vi) Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan
               modifications or re-agings) are made, reviewed         X
               and approved by authorized personnel in
               accordance with the transaction agreements and
               related pool asset documents.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(vii)Loss mitigation or recovery actions (e.g.,
               forbearance plans, modifications and deeds in
               lieu of foreclosure, foreclosures and                  X
               repossessions, as applicable) are initiated,
               conducted and concluded in accordance with the
               timeframes or other requirements established by
               the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(viiiRecords documenting collection efforts are
               maintained during the period a mortgage loan is
               delinquent in accordance with the transaction
               agreements. Such records are maintained on at
               least a monthly basis, or such other period            X
               specified in the transaction agreements, and
               describe the entity's activities in monitoring
               delinquent mortgage loans including, for
               example, phone calls, letters and payment
               rescheduling plans in cases where delinquency is
               deemed temporary (e.g., illness or unemployment)
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(ix) Adjustments to interest rates or rates of return
               for mortgage loans with variable rates are             X
               computed based on the related mortgage loan
               documents.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(x)  Regarding any funds held in trust for an obligor
               (such as escrow accounts): (A) such funds are
               analyzed, in accordance with the obligor's
               mortgage loan documents, on at least an annual
               basis, or such other period specified in the           X
               transaction agreements; (B) interest on such
               funds is paid, or credited, to obligors in
               accordance with applicable mortgage loan
               documents and state laws; and (C) such funds are
               returned to the obligor within 30 calendar days
               of full repayment of the related mortgage loans,
               or such other number of days specified in the
               transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(xi) Payments made on behalf of an obligor (such as                                    X((4))
               tax or insurance payments) are made on or before
               the related penalty or expiration dates, as
               indicated on the appropriate bills or notices
               for such payments, provided that such support
               has been received by the Servicer at least 30
               calendar days prior to these dates, or such
               other number of days specified in the
               transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(xii)Any late payment penalties in connection with                                      X((5))
               any payment to be made on behalf of an obligor
               are paid from the Servicer's funds and not
               charged to the obligor, unless the late payment
               was due to the obligor's error or omission.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
               Disbursements made on behalf of an obligor are
               posted within two business days to the obligor's       X
               records maintained by the Servicer, or such                                        X((6))
               other number of days specified in the
1122(d)(4)(xiiitransaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
1122(d)(4)(xiv)Delinquencies, charge-offs and uncollectible           X
               accounts are recognized and recorded in
               accordance with the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------
----------------------------------------------------------------------------------------------- ------------------------------------
               Any external enhancement or other support,
               identified in Item 1114(a)(1) through (3) or
               Item 1115 of Regulation AB, is maintained as set                                                           X
1122(d)(4)(xv) forth in the transaction agreements.
----------------------------------------------------------------------------------------------- ------------------------------------


(1) 1122(d)(2)(i) is performed directly by New Century only as it relates to the recording and application of borrowers payments.

(2) 1122(d)(3)(1)(c)  is not performed directly by New Century and servicer will obtain an assertion of management and an accompanying Item 1122 attestation report from the vendor performing such activities.

(3) 1122(d)(4)(iv) is performed  directly by New Century only as it relates to the recording and application of borrower payments.
    The initial  processing  of cash  receipts at the lockbox was  performed by a vendor that  elected not to provide an Item 1122 attestation report.

(4) 1122(d)(4)(xi) is not performed directly by the Servicer, and the Servicer  will obtain an assertion  of  management  and an accompanying Item 1122 attestation report from the vendor performing such activities.

(5) 1122(d)(4)(xii)  is not  performed  directly by the  Servicer,  and the Servicer  will obtain an assertion  of  management and an accompanying Item 1122 attestation report from the vendor performing such activities.


(6) 1122(d)(4)(xiii) is not performed directly by the Servicer, and the Servicer will obtain an assertion of  management and an accompanying Item 1122 attestation report from the vendor performing such activities.




(page)



APPENDIX B

TRANSACTIONS IDENTIFIED ON PLATFORM

Transaction Name                Closing Date

CMLT 2006-NC 1                  February 18, 2006
NCHET 2006-S1                   February 27, 2006
NCHET 2006-1                    March 30, 2006
CMLT 2006-NC2                   June 21, 2006
NCHET 2006-Alt1                 June 22, 2006
NCHET 2006-2                    June 29, 2006
CMLT 2006-NC3                   August 10, 2006
CMLT 2006-NC4                   September 28, 2006
CMLT 2006-NC5                   December 19, 2006




(page)


APPENDIX C


1. New Century (the "Servicer") has identified the following noncompliance with servicing criteria 1122(d)(1)(ii), 1122(d)(1)(iv), 1122(d)(2)(vii)(B),
1122(d)(4)(vi) and 1122(d)(4)(vii) applicable to the Platform during the year ended December 31, 2006 as follows:

Servicing criteria 1122(d)(1)(ii)
The Servicer did not have adequate policies and procedures in place to monitor the material servicing activities outsourced to third parties.

Servicing criteria 1122(d)(1)(iv)
The Servicer did not maintain adequate fidelity bond coverage.

Servicing criteria 1122(d)(2)(vii)(B)
The Servicer did not complete bank account reconciliations within the time required.

Servicing criteria 1122(d)(4)(vi)
The Servicer did not review and approve changes to the terms or status of an obligor's pool asset as required by the respective transaction agreements and related pool asset documents.

Servicing criteria 1122(d)(4)(vii)

The Servicer did not:
        * Initiate, conduct and conclude loss mitigation or recovery actions within time frames or other requirements of the respective transaction agreements;
        * Execute forbearance plans as required by the respective transaction agreements;
        * Execute pre-foreclosure sales or short payoffs resulting from the acceptance of funds in an amount that is less than the total borrower indebtedness as required by the respective transaction agreements; and
        * Execute foreclosures as required by the respective transaction agreements.





EX-33 (b)

Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director




EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.




EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
ANNUAL STATEMENT AS TO COMPLIANCE

Carrington Mortgage Loan Trust, Series 2006-NC2
Asset-Backed Pass-Through Certificates

I, Kevin Cloyd, hereby certify that I am a duly appointed Executive Vice President of New Century Mortgage Corporation (the "Servicer"), and further certify as follows:

1. This certification is being made pursuant to the terms of the Pooling and Servicing Agreement, dated as of June 1, 2006 (the "Agreement"), among Stanwich Asset Acceptance Company, L.L.C. as depositor (the "Depositor"), New Century Mortgage Corporation as servicer (the "Servicer") and Wells Fargo Bank N.A. as trustee (the "Trustee").

2. I have reviewed the activities of the Servicer during the preceding year and the Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Capitalized terms not otherwise defined herein have the meanings set forth in the Agreement.

Dated: March 1, 2007


(page)


IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 1, 2007.


By:    /s/ Kevin Cloyd
Name:  Kevin Cloyd
Title: EVP


I, Joseph Tortorelli, an Assistant Secretary of the Servicer, hereby certify that Kevin Cloyd is a duly elected, qualified, and acting Executive Vice President of the Servicer and that the signature appearing above is his genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 1, 2007.


By:    /s/ Joseph Tortorelli
Name:  Joseph Tortorelli
Title: Assistant Secretary